Form 10-K
period 2004-12-31
WACHOVIA COMMERCIAL MORT PASS THR CERTS SER 2004-C10
filed 2005-03-30
CIK 1280996

7
                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-108944-03


        Wachovia Commericial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2004-C10

     (Exact name of registrant as specified in its charter)


   New York                                         54-6601016
  (State or other jurisdiction of                   54-2144729
  incorporation or organization)                    54-2144730
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 42.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Lennar Partners, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Lennar Partners, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Lennar Partners, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wachovia Commericial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2004-C10
    (Registrant)


  Signed: Wachovia Commercial Mortgage Securities, Inc. as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Certification

  Wachovia Commercial Mortgage Securities, Inc.,
  Commercial Mortgage Pass-Through Certificates
  Series 2003-C10 (the "Trust")

  I, Charles L. Culbreth, a Managing Director of Wachovia Commercial Mortgage Securities, Inc., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the master servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. This annual report discloses all significant deficiencies relating to the master servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Lennar Partners, Inc. and Wells Fargo Bank Minnesota, N.A.

     Date: March 30, 2005

     /s/ Charles L. Culbreth
     Signature

     Charles L. Culbreth, Managing Director
     Wachovia Mortgage Backed Securities, Inc.


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com



Report of Independent Certified Public Accountants


To Lennar Partners, Inc.


We have examined management's assertion, included herein, that Lennar Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 8, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (b)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) LENNAR PARTNERS
An LNR Company








March 1, 2005


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045-1951
Attention: Corporate Trust Services (CMBS), WBCMT 2004-C1O

Re: Annual Independent Public Accountant's Servicing Report
Pooling and Servicing Agreement
Wachovia Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates 2004-C10

To Whom It May Concern:

As of and for the year ended December 31, 2004, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: Wachovia Bank, NA
NC 1075, 8739 Research Drive-URP4
Charlotte, NC 28202
Portfolio Manager




1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.3 (a)
CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.


Pooling and Servicing Agreement (the "Agreement") dated as of February 1, 2004, among WACHOVIA COMMERCIAL MORTGAGE SECURITIES, INC., as
Depositor, WACHOVIA BANK, NATIONAL ASSOCIATION, as Master Servicer, and with respect to the 11 Madison Avenue Loan, Special Servicer,
WELLS FARGO BANK, N.A., as Trustee, and
LENNAR PARTNERS, INC., as Special Servicer, except with respect to the 11 Madison Avenue Loan
(WBCMT 2004-C10)



The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the preceding calendar year and of its performance under this Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement in all material respects and there has been no default in the fulfillment of any such obligation throughout the year ended December 31, 2004, (iii) the Company has received no notice regarding qualification, or challenging the status, of either REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2005.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.





  EX-99.3 (b)
Wachovia Securities, Inc.
8739 Research Drive, URP 4
Charlotte, NC 28288


(logo)

WACHOVIA SECURITIES



OFFICER'S CERTIFICATE


Reference is hereby made to that certain Pooling and Servicing Agreement dated as of February 1, 2004, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank National Association, as Master Servicer with respect to the 11 Madison Avenue Loan, Special Master Servicer, Lennar Partners, Inc., Special Master Servicer, except with respect to the 11 Madison Avenue Loan, and Wells Fargo Bank, N.A., as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2004-C10 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from February 1, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period February 1, 2004 through December 31, 2004;

3. The Master Servicer has received no notice regarding the qualification, or challenging the status, of either REMIC I or REMIC II as a REMIC under the REMIC Provisions from the Internal Revenue Service or from any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 5th day of March 2005.



/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,664,426.06          4,307,007.36                 0.00              62,809,992.64
   A-1A                           9,074,082.26          1,175,037.36                 0.00             251,181,962.64
   A-2                            3,343,119.00                  0.00                 0.00             104,012,000.00
   A-3                            2,607,842.90                  0.00                 0.00              71,285,000.00
   A-4                           22,918,437.70                  0.00                 0.00             579,236,000.00
   B                              1,551,990.30                  0.00                 0.00              38,703,000.00
   C                                650,724.50                  0.00                 0.00              16,127,000.00
   D                              1,311,850.10                  0.00                 0.00              32,252,000.00
   E                                662,644.20                  0.00                 0.00              16,126,000.00
   F                                820,686.10                  0.00                 0.00              19,352,000.00
   G                                627,445.40                  0.00                 0.00              14,513,000.00
   H                                825,020.33                  0.00                 0.00              17,739,000.00
   J                                538,294.20                  0.00                 0.00              12,901,000.00
   K                                336,428.70                  0.00                 0.00               8,063,000.00
   L                                269,168.00                  0.00                 0.00               6,451,000.00
   M                                201,865.56                  0.00                 0.00               4,838,000.00
   N                                201,865.56                  0.00                 0.00               4,838,000.00
   O                                201,865.56                  0.00                 0.00               4,838,000.00
   P                                807,387.95                  0.00                 0.00              19,351,569.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   SL                             1,165,960.00                  0.00                 0.00              24,000,000.00
   X-C                              561,903.25                  0.00                 0.00           1,284,617,524.28
   X-P                           11,566,748.02                  0.00                 0.00           1,243,783,000.00
   Z-I                                    0.00                  0.00                 0.00                       0.00
   Z-II                                   0.00                  0.00                 0.00                       0.00
   Z-III                                  0.00                  0.00                 0.00                       0.00